Form 10-K
period 2002-12-31
RESIDENTIAL ASSET MORT PROD GMACM MORT PT CERT SER 2002-J2
filed 2003-03-31
CIK 1176867

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-42510

Residential Asset Mortgage Products
(Exact name of registrant as specified in its charter)

Delaware                          41-1955181
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

8400 Normandale Lake Blvd., Ste. 600
Bloomington, Minnesota                                   55437
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           NA

GMACM Mortgage Pass-Through Certificates
 Series 2002-J2
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      There were less than 300 participants in the DTC system.


Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Report of Independent Accountants
		 99.4  Report of Management

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      April 25,2002;  May 28, 2002;  June 25, 2002;  July 25, 2002;
      August 26, 2002;  September 25, 2002, October 25, 2002;
      November 25, 2002;  December 26, 2002

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank One, N.A., as Trustee:
GMACM Mortgage Pass-Through Certificates
 Series 2002-J2


      /s/  Keith Richardson
      Keith Richardson
      Vice President
      Bank One, N.A.




Date:  March 31, 2003


Sarbanes-Oxley Certification

I, Keith Richardson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Mortgage Pass-Through Certificates
 Series 2002-J2

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee
GMAC, Mortgage Corporation, as Servicer


Date:               March 31, 2003

Signature:          /s/  Keith Richardson

Company:            Bank One, N.A.

Title:              Vice President


                    EXHIBIT INDEX

      Exhibit Number Description
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
	       99.4 Report of Management



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      GMACM Mortgage Pass-Through Certificates
       Series 2002-J2

Class       Orig Bal                 Beg Balance                    Int Dist
A-1   210,476,000.00              210,476,000.00                9,037,797.00
A-2     1,480,660.00                1,480,660.00                        0.00
A-3    20,000,000.00               20,000,000.00                  937,500.03
A-4    29,090,082.00               29,090,082.00                1,363,597.56
A-5       400,000.00                  400,000.00                   19,500.03
A-6       400,000.00                  400,000.00                   19,500.03
A-7       400,000.00                  400,000.00                   19,500.03
A-8       400,000.00                  400,000.00                   19,500.03
A-9       400,000.00                  400,000.00                   19,500.03
A-10      400,000.00                  400,000.00                   19,500.03
A-11      400,000.00                  400,000.00                   19,500.03
A-12      400,000.00                  400,000.00                   19,500.03
A-13      400,000.00                  400,000.00                   19,500.03
A-14      400,000.00                  400,000.00                   19,500.03
A-15      300,000.00                  300,000.00                   14,625.00
A-16      300,000.00                  300,000.00                   14,625.00
A-17      300,000.00                  300,000.00                   14,625.00
A-18      300,000.00                  300,000.00                   14,625.00
A-19      300,000.00                  300,000.00                   14,625.00
A-20      300,000.00                  300,000.00                   14,625.00
A-21      300,000.00                  300,000.00                   14,625.00
A-22      300,000.00                  300,000.00                   14,625.00
A-23      300,000.00                  300,000.00                   14,625.00
A-24      300,000.00                  300,000.00                   14,625.00
A-25      300,000.00                  300,000.00                   14,625.00
A-26      300,000.00                  300,000.00                   14,625.00
A-27      300,000.00                  300,000.00                   14,625.00
A-28      300,000.00                  300,000.00                   14,625.00
A-29      300,000.00                  300,000.00                   14,625.00
A-30      300,000.00                  300,000.00                   14,625.00
A-31      300,000.00                  300,000.00                   14,625.00
A-32      300,000.00                  300,000.00                   14,625.00
A-33      300,000.00                  300,000.00                   14,625.00
A-34      300,000.00                  300,000.00                   14,625.00
A-35    4,000,000.00                4,000,000.00                  202,500.00
A-36    2,000,000.00                2,000,000.00                   90,000.00
A-37    4,000,000.00                4,000,000.00                  195,000.03
A-38    4,129,000.00                4,129,000.00                  201,288.78
A-39    3,620,000.00                3,620,000.00                  176,474.97
A-40    2,103,000.00                2,103,000.00                  102,521.25
PO        409,618.00                  409,618.00                        0.00
IO    289,615,522.00              289,615,522.00                  859,575.10
M-1     4,200,000.00                4,200,000.00                  196,184.36
M-2     1,800,000.00                1,800,000.00                   84,079.01
M-3     1,050,000.00                1,050,000.00                   49,046.09
B-1       600,000.00                  600,000.00                   28,026.33
B-2       450,000.00                  450,000.00                   21,019.76
B-3       600,253.00                  600,253.00                   28,038.15
R-1            50.00                       50.00                    3,754.23
R-2            50.00                       50.00                        0.26
Totals300,008,713.00              300,008,713.00               14,063,903.21

Class      Prin Dist                     PT Rate                     End Bal
A-1    70,928,128.38                        6.25              139,547,871.62
A-2             0.00                        0.00                1,480,660.00
A-3             0.00                        6.25               20,000,000.00
A-4             0.00                        6.25               29,090,082.00
A-5             0.00                        6.50                  400,000.00
A-6             0.00                        6.50                  400,000.00
A-7             0.00                        6.50                  400,000.00
A-8             0.00                        6.50                  400,000.00
A-9             0.00                        6.50                  400,000.00
A-10            0.00                        6.50                  400,000.00
A-11            0.00                        6.50                  400,000.00
A-12            0.00                        6.50                  400,000.00
A-13            0.00                        6.50                  400,000.00
A-14            0.00                        6.50                  400,000.00
A-15            0.00                        6.50                  300,000.00
A-16            0.00                        6.50                  300,000.00
A-17            0.00                        6.50                  300,000.00
A-18            0.00                        6.50                  300,000.00
A-19            0.00                        6.50                  300,000.00
A-20            0.00                        6.50                  300,000.00
A-21            0.00                        6.50                  300,000.00
A-22            0.00                        6.50                  300,000.00
A-23            0.00                        6.50                  300,000.00
A-24            0.00                        6.50                  300,000.00
A-25            0.00                        6.50                  300,000.00
A-26            0.00                        6.50                  300,000.00
A-27            0.00                        6.50                  300,000.00
A-28            0.00                        6.50                  300,000.00
A-29            0.00                        6.50                  300,000.00
A-30            0.00                        6.50                  300,000.00
A-31            0.00                        6.50                  300,000.00
A-32            0.00                        6.50                  300,000.00
A-33            0.00                        6.50                  300,000.00
A-34            0.00                        6.50                  300,000.00
A-35            0.00                        6.75                4,000,000.00
A-36            0.00                        6.00                2,000,000.00
A-37            0.00                        6.50                4,000,000.00
A-38            0.00                        6.50                4,129,000.00
A-39            0.00                        6.50                3,620,000.00
A-40            0.00                        6.50                2,103,000.00
PO          4,788.78                        0.00                  404,829.22
IO              0.00                    0.401853              218,724,390.16
M-1        33,753.36                        6.25                4,166,246.64
M-2        14,465.72                        6.25                1,785,534.28
M-3         8,438.34                        6.25                1,041,561.66
B-1         4,821.91                        6.25                  595,178.09
B-2         3,616.43                        6.25                  446,383.57
B-3         4,823.89                        6.25                  595,429.11
R-1            50.00                        6.25                        0.00
R-2            50.00                        6.25                        0.00
Totals 71,002,936.81                                          229,005,776.19

Amounts Per 1000
Class    Cusip                Prin                         Int       End Bal
A-1   36185NPT1        336.9891502                  42.9397984   663.0108498
A-2   36185NPU8                  0                           0          1000
A-3   36185NPV6                  0                  46.8750015          1000
A-4   36185NPW4                  0                  46.8749988          1000
A-5   36185NPX2                  0                  48.7500750          1000
A-6   36185NPY0                  0                  48.7500750          1000
A-7   36185NPZ7                  0                  48.7500750          1000
A-8   36185NQA1                  0                  48.7500750          1000
A-9   36185NQB9                  0                  48.7500750          1000
A-10  36185NQC7                  0                  48.7500750          1000
A-11  36185NQD5                  0                  48.7500750          1000
A-12  36185NQE3                  0                  48.7500750          1000
A-13  36185NQF0                  0                  48.7500750          1000
A-14  36185NQG8                  0                  48.7500750          1000
A-15  36185NQH6                  0                  48.7500000          1000
A-16  36185NQJ2                  0                  48.7500000          1000
A-17  36185NQK9                  0                  48.7500000          1000
A-18  36185NQL7                  0                  48.7500000          1000
A-19  36185NQM5                  0                  48.7500000          1000
A-20  36185NQN3                  0                  48.7500000          1000
A-21  36185NQP8                  0                  48.7500000          1000
A-22  36185NQQ6                  0                  48.7500000          1000
A-23  36185NQR4                  0                  48.7500000          1000
A-24  36185NQS2                  0                  48.7500000          1000
A-25  36185NQT0                  0                  48.7500000          1000
A-26  36185NQU7                  0                  48.7500000          1000
A-27  36185NQV5                  0                  48.7500000          1000
A-28  36185NQW3                  0                  48.7500000          1000
A-29  36185NQX1                  0                  48.7500000          1000
A-30  36185NQY9                  0                  48.7500000          1000
A-31  36185NQZ6                  0                  48.7500000          1000
A-32  36185NRA0                  0                  48.7500000          1000
A-33  36185NRB8                  0                  48.7500000          1000
A-34  36185NRC6                  0                  48.7500000          1000
A-35  36185NRD4                  0                  50.6250000          1000
A-36  36185NRE2                  0                  45.0000000          1000
A-37  36185NRF9                  0                  48.7500075          1000
A-38  36185NRG7                  0                  48.7500073          1000
A-39  36185NRH5                  0                  48.7499917          1000
A-40  36185NRJ1                  0                  48.7500000          1000
PO    36185NRK8         11.6908437                           0   988.3091563
IO    36185NRL6                  0                   2.9679870   755.2232997
M-1   36185NRP7          8.0365143                  46.7105619   991.9634857
M-2   36185NRQ5          8.0365111                  46.7105611   991.9634889
M-3   36185NRR3          8.0365143                  46.7105619   991.9634857
B-1   36185NSN1          8.0365167                  46.7105500   991.9634833
B-2   36185NSP6          8.0365111                  46.7105778   991.9634889
B-3   36185NSQ4          8.0364280                  46.7105537   991.9635720
R-1   36185NRM4               1000               75084.6000000             0
R-2   36185NRN2               1000                  5.20000000             0
Totals                 236.6695824                  44.0131487   763.3304176

Class Current Losses           Cumulative Losses          Total Distribution
A-1             0.00                        0.00                 79965925.38
A-2             0.00                        0.00                        0.00
A-3             0.00                        0.00                   937500.03
A-4             0.00                        0.00                  1363597.56
A-5             0.00                        0.00                    19500.03
A-6             0.00                        0.00                    19500.03
A-7             0.00                        0.00                    19500.03
A-8             0.00                        0.00                    19500.03
A-9             0.00                        0.00                    19500.03
A-10            0.00                        0.00                    19500.03
A-11            0.00                        0.00                    19500.03
A-12            0.00                        0.00                    19500.03
A-13            0.00                        0.00                    19500.03
A-14            0.00                        0.00                    19500.03
A-15            0.00                        0.00                    14625.00
A-16            0.00                        0.00                    14625.00
A-17            0.00                        0.00                    14625.00
A-18            0.00                        0.00                    14625.00
A-19            0.00                        0.00                    14625.00
A-20            0.00                        0.00                    14625.00
A-21            0.00                        0.00                    14625.00
A-22            0.00                        0.00                    14625.00
A-23            0.00                        0.00                    14625.00
A-24            0.00                        0.00                    14625.00
A-25            0.00                        0.00                    14625.00
A-26            0.00                        0.00                    14625.00
A-27            0.00                        0.00                    14625.00
A-28            0.00                        0.00                    14625.00
A-29            0.00                        0.00                    14625.00
A-30            0.00                        0.00                    14625.00
A-31            0.00                        0.00                    14625.00
A-32            0.00                        0.00                    14625.00
A-33            0.00                        0.00                    14625.00
A-34            0.00                        0.00                    14625.00
A-35            0.00                        0.00                   202500.00
A-36            0.00                        0.00                    90000.00
A-37            0.00                        0.00                   195000.03
A-38            0.00                        0.00                   201288.78
A-39            0.00                        0.00                   176474.97
A-40            0.00                        0.00                   102521.25
PO              0.00                        0.00                     4788.78
IO              0.00                        0.00                   859575.10
M-1             0.00                        0.00                   229937.72
M-2             0.00                        0.00                    98544.73
M-3             0.00                        0.00                    57484.43
B-1             0.00                        0.00                    32848.24
B-2             0.00                        0.00                    24636.19
B-3             0.00                        0.00                    32862.04
R-1             0.00                        0.00                     3804.23
R-2             0.00                        0.00                       50.26
Totals          0.00                        0.00                 85066840.02

Class Sched Prin Dist             Accretion Prin            Unsched Prin Adj
A-1    70,928,128.38                        0.00                        0.00
A-2             0.00                        0.00                        0.00
A-3             0.00                        0.00                        0.00
A-4             0.00                        0.00                        0.00
A-5             0.00                        0.00                        0.00
A-6             0.00                        0.00                        0.00
A-7             0.00                        0.00                        0.00
A-8             0.00                        0.00                        0.00
A-9             0.00                        0.00                        0.00
A-10            0.00                        0.00                        0.00
A-11            0.00                        0.00                        0.00
A-12            0.00                        0.00                        0.00
A-13            0.00                        0.00                        0.00
A-14            0.00                        0.00                        0.00
A-15            0.00                        0.00                        0.00
A-16            0.00                        0.00                        0.00
A-17            0.00                        0.00                        0.00
A-18            0.00                        0.00                        0.00
A-19            0.00                        0.00                        0.00
A-20            0.00                        0.00                        0.00
A-21            0.00                        0.00                        0.00
A-22            0.00                        0.00                        0.00
A-23            0.00                        0.00                        0.00
A-24            0.00                        0.00                        0.00
A-25            0.00                        0.00                        0.00
A-26            0.00                        0.00                        0.00
A-27            0.00                        0.00                        0.00
A-28            0.00                        0.00                        0.00
A-29            0.00                        0.00                        0.00
A-30            0.00                        0.00                        0.00
A-31            0.00                        0.00                        0.00
A-32            0.00                        0.00                        0.00
A-33            0.00                        0.00                        0.00
A-34            0.00                        0.00                        0.00
A-35            0.00                        0.00                        0.00
A-36            0.00                        0.00                        0.00
A-37            0.00                        0.00                        0.00
A-38            0.00                        0.00                        0.00
A-39            0.00                        0.00                        0.00
A-40            0.00                        0.00                        0.00
PO          4,788.78                        0.00                        0.00
IO              0.00                        0.00                        0.00
M-1        33,753.36                        0.00                        0.00
M-2        14,465.72                        0.00                        0.00
M-3         8,438.34                        0.00                        0.00
B-1         4,821.91                        0.00                        0.00
B-2         3,616.43                        0.00                        0.00
B-3         4,823.93                        0.00                        0.00
R-1            50.00                        0.00                        0.00
R-2            50.00                        0.00                        0.00
Totals 71,002,936.85                        0.00                        0.00

Class  Net Prin Dist             End Cert Factor
A-1    70,928,128.38                 0.663010850
A-2             0.00                           1
A-3             0.00                           1
A-4             0.00                           1
A-5             0.00                           1
A-6             0.00                           1
A-7             0.00                           1
A-8             0.00                           1
A-9             0.00                           1
A-10            0.00                           1
A-11            0.00                           1
A-12            0.00                           1
A-13            0.00                           1
A-14            0.00                           1
A-15            0.00                           1
A-16            0.00                           1
A-17            0.00                           1
A-18            0.00                           1
A-19            0.00                           1
A-20            0.00                           1
A-21            0.00                           1
A-22            0.00                           1
A-23            0.00                           1
A-24            0.00                           1
A-25            0.00                           1
A-26            0.00                           1
A-27            0.00                           1
A-28            0.00                           1
A-29            0.00                           1
A-30            0.00                           1
A-31            0.00                           1
A-32            0.00                           1
A-33            0.00                           1
A-34            0.00                           1
A-35            0.00                           1
A-36            0.00                           1
A-37            0.00                           1
A-38            0.00                           1
A-39            0.00                           1
A-40            0.00                           1
PO          4,788.78                 0.988309156
IO              0.00                 0.755223300
M-1        33,753.36                 0.991963486
M-2        14,465.72                 0.991963489
M-3         8,438.34                 0.991963486
B-1         4,821.91                 0.991963483
B-2         3,616.43                 0.991963489
B-3         4,823.89                 0.991963572
R-1            50.00                           0
R-2            50.00                           0
Totals 71,002,936.81

Class    Accrued Int              Cum Unpaid Int                Deferred Int
A-1     9,037,797.00                        0.00                        0.00
A-2             0.00                        0.00                        0.00
A-3       937,500.03                        0.00                        0.00
A-4     1,363,597.56                        0.00                        0.00
A-5        19,500.03                        0.00                        0.00
A-6        19,500.03                        0.00                        0.00
A-7        19,500.03                        0.00                        0.00
A-8        19,500.03                        0.00                        0.00
A-9        19,500.03                        0.00                        0.00
A-10       19,500.03                        0.00                        0.00
A-11       19,500.03                        0.00                        0.00
A-12       19,500.03                        0.00                        0.00
A-13       19,500.03                        0.00                        0.00
A-14       19,500.03                        0.00                        0.00
A-15       14,625.00                        0.00                        0.00
A-16       14,625.00                        0.00                        0.00
A-17       14,625.00                        0.00                        0.00
A-18       14,625.00                        0.00                        0.00
A-19       14,625.00                        0.00                        0.00
A-20       14,625.00                        0.00                        0.00
A-21       14,625.00                        0.00                        0.00
A-22       14,625.00                        0.00                        0.00
A-23       14,625.00                        0.00                        0.00
A-24       14,625.00                        0.00                        0.00
A-25       14,625.00                        0.00                        0.00
A-26       14,625.00                        0.00                        0.00
A-27       14,625.00                        0.00                        0.00
A-28       14,625.00                        0.00                        0.00
A-29       14,625.00                        0.00                        0.00
A-30       14,625.00                        0.00                        0.00
A-31       14,625.00                        0.00                        0.00
A-32       14,625.00                        0.00                        0.00
A-33       14,625.00                        0.00                        0.00
A-34       14,625.00                        0.00                        0.00
A-35      202,500.00                        0.00                        0.00
A-36       90,000.00                        0.00                        0.00
A-37      195,000.03                        0.00                        0.00
A-38      201,288.78                        0.00                        0.00
A-39      176,474.97                        0.00                        0.00
A-40      102,521.25                        0.00                        0.00
PO              0.00                        0.00                        0.00
IO        859,575.10                        0.00                        0.00
M-1       196,184.36                        0.00                        0.00
M-2        84,079.01                        0.00                        0.00
M-3        49,046.09                        0.00                        0.00
B-1        28,026.33                        0.00                        0.00
B-2        21,019.76                        0.00                        0.00
B-3        28,038.15                        0.00                        0.00
R-1             0.26                        0.00                        0.00
R-2             0.26                        0.00                        0.00
Totals 14,060,149.24                        0.00                        0.00

Class  Total Int Due                    Net PPIS               Unsch Int Adj
A-1     9,037,797.00                        0.00                        0.00
A-2             0.00                        0.00                        0.00
A-3       937,500.03                        0.00                        0.00
A-4     1,363,597.56                        0.00                        0.00
A-5        19,500.03                        0.00                        0.00
A-6        19,500.03                        0.00                        0.00
A-7        19,500.03                        0.00                        0.00
A-8        19,500.03                        0.00                        0.00
A-9        19,500.03                        0.00                        0.00
A-10       19,500.03                        0.00                        0.00
A-11       19,500.03                        0.00                        0.00
A-12       19,500.03                        0.00                        0.00
A-13       19,500.03                        0.00                        0.00
A-14       19,500.03                        0.00                        0.00
A-15       14,625.00                        0.00                        0.00
A-16       14,625.00                        0.00                        0.00
A-17       14,625.00                        0.00                        0.00
A-18       14,625.00                        0.00                        0.00
A-19       14,625.00                        0.00                        0.00
A-20       14,625.00                        0.00                        0.00
A-21       14,625.00                        0.00                        0.00
A-22       14,625.00                        0.00                        0.00
A-23       14,625.00                        0.00                        0.00
A-24       14,625.00                        0.00                        0.00
A-25       14,625.00                        0.00                        0.00
A-26       14,625.00                        0.00                        0.00
A-27       14,625.00                        0.00                        0.00
A-28       14,625.00                        0.00                        0.00
A-29       14,625.00                        0.00                        0.00
A-30       14,625.00                        0.00                        0.00
A-31       14,625.00                        0.00                        0.00
A-32       14,625.00                        0.00                        0.00
A-33       14,625.00                        0.00                        0.00
A-34       14,625.00                        0.00                        0.00
A-35      202,500.00                        0.00                        0.00
A-36       90,000.00                        0.00                        0.00
A-37      195,000.03                        0.00                        0.00
A-38      201,288.78                        0.00                        0.00
A-39      176,474.97                        0.00                        0.00
A-40      102,521.25                        0.00                        0.00
PO              0.00                        0.00                        0.00
IO        859,575.10                        0.00                        0.00
M-1       196,184.36                        0.00                        0.00
M-2        84,079.01                        0.00                        0.00
M-3        49,046.09                        0.00                        0.00
B-1        28,026.33                        0.00                        0.00
B-2        21,019.76                        0.00                        0.00
B-3        28,038.15                        0.00                        0.00
R-1             0.26                        0.00                        0.00
R-2             0.26                        0.00                        0.00
Totals 14,060,149.24                        0.00                        0.00

Class Beg Bal Factor              Class Desc                  Cert Rate Type
A-1             1000              Senior                      Fix- 30/ 360
A-2             1000              Strip PO                    Fix- 30/ 360
A-3             1000              Senior                      Fix- 30/ 360
A-4             1000              Senior                      Fix- 30/ 360
A-5             1000              Senior                      Fix- 30/ 360
A-6             1000              Senior                      Fix- 30/ 360
A-7             1000              Senior                      Fix- 30/ 360
A-8             1000              Senior                      Fix- 30/ 360
A-9             1000              Senior                      Fix- 30/ 360
A-10            1000              Senior                      Fix- 30/ 360
A-11            1000              Senior                      Fix- 30/ 360
A-12            1000              Senior                      Fix- 30/ 360
A-13            1000              Senior                      Fix- 30/ 360
A-14            1000              Senior                      Fix- 30/ 360
A-15            1000              Senior                      Fix- 30/ 360
A-16            1000              Senior                      Fix- 30/ 360
A-17            1000              Senior                      Fix- 30/ 360
A-18            1000              Senior                      Fix- 30/ 360
A-19            1000              Senior                      Fix- 30/ 360
A-20            1000              Senior                      Fix- 30/ 360
A-21            1000              Senior                      Fix- 30/ 360
A-22            1000              Senior                      Fix- 30/ 360
A-23            1000              Senior                      Fix- 30/ 360
A-24            1000              Senior                      Fix- 30/ 360
A-25            1000              Senior                      Fix- 30/ 360
A-26            1000              Senior                      Fix- 30/ 360
A-27            1000              Senior                      Fix- 30/ 360
A-28            1000              Senior                      Fix- 30/ 360
A-29            1000              Senior                      Fix- 30/ 360
A-30            1000              Senior                      Fix- 30/ 360
A-31            1000              Senior                      Fix- 30/ 360
A-32            1000              Senior                      Fix- 30/ 360
A-33            1000              Senior                      Fix- 30/ 360
A-34            1000              Senior                      Fix- 30/ 360
A-35            1000              Senior                      Fix- 30/ 360
A-36            1000              Senior                      Fix- 30/ 360
A-37            1000              Senior                      Fix- 30/ 360
A-38            1000              Senior                      Fix- 30/ 360
A-39            1000              Senior                      Fix- 30/ 360
A-40            1000              Senior                      Fix- 30/ 360
PO              1000              Strip PO                    Fix- 30/ 360
IO              1000              Strip IO                    Fix- 30/ 360
M-1             1000              Mezzanine                   Fix- 30/ 360
M-2             1000              Mezzanine                   Fix- 30/ 360
M-3             1000              Mezzanine                   Fix- 30/ 360
B-1             1000              Junior                      Fix- 30/ 360
B-2             1000              Junior                      Fix- 30/ 360
B-3             1000              Junior                      Fix- 30/ 360
R-1             1000              Senior                      Fix- 30/ 360
R-2             1000              Senior                      Fix- 30/ 360
Totals          1000


Pool Level Data
Distribution Date                                                   12/25/02
Cut-off Date                                                          3/1/02
Determination Date                                                    4/1/02
Accrual Period 30/360
Begin                                                                 3/1/02
  End                                                                12/1/02
Number of Days in 30/360 Accrual Period                                  274


Group 1
Cut-Off Date Balance                                          300,008,713.08
Beginning Aggregate Pool Stated Principal Balance             300,008,713.08
Ending Aggregate Pool Stated Principal Balance                229,005,776.15
Beginning Aggregate Certificate Stated Principal Balance      300,008,713.00
Ending Aggregate Certificate Stated Principal Balance         229,005,776.20
Beginning Aggregate Loan Count                                           736
Loans Paid Off or Otherwise Removed Pursuant to
 Pooling and Servicing Agreement                                         165
Ending Aggregate Loan Count                                              571
Beginning Weighted Average Loan Rate (WAC)                         6.915366%
Ending Weighted Average Loan Rate (WAC)                            6.869504%
Beginning Net Weighted Average Loan Rate                           6.665366%
Ending Net Weighted Average Loan Rate                              6.619504%
Weighted Average Maturity (WAM) (Months)                                 346
Servicer Advances
Aggregate Pool Prepayment                                      15,987,404.68
Pool Prepayment Rate                                             55.5052 CPR

Prepayment Compensation
Total Gross Prepayment Interest Shortfall                             39,240
Compensation for Gross PPIS from Servicing Fees                       39,240
Other Gross PPIS Compensation
Total Net PPIS (Non-Supported PPIS)

Master Servicing Fees Paid                                      1,095,573.52
Insurance Premium(s) Paid                                          11,940.80
Total Fees                                                      1,107,514.32

Delinquency Information
Group 1
Delinquency           30 - 59 Days  60 - 89 Days      90+ Days         Total
Scheduled Principal   4,416,442.52    696,618.93    648,747.99  5,761,809.44
Percentage of Total        1.9285%       0.3042%       0.2833%       2.5160%
Number of Loans                 10             2             1            13
Percentage of Total        1.7513%       0.3503%       0.1751%       2.2767%

Foreclosure           30 - 59 Days  60 - 89 Days      90+ Days         Total
Scheduled Principal           0.00          0.00          0.00          0.00
Percentage of Total        0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                  0             0             0             0
Percentage of Total        0.0000%       0.0000%       0.0000%       0.0000%

Bankruptcy            30 - 59 Days  60 - 89 Days      90+ Days         Total
Scheduled Principal           0.00          0.00          0.00          0.00
Percentage of Total        0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                  0             0             0             0
Percentage of Total        0.0000%       0.0000%       0.0000%       0.0000%

REO                   30 - 59 Days  60 - 89 Days      90+ Days         Total
Scheduled Principal           0.00          0.00          0.00          0.00
Percentage of Total        0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                  0             0             0             0
Percentage of Total        0.0000%       0.0000%       0.0000%       0.0000%

Book Value of all REO Loans                                             0.00
Percentage of Total Pool Balance                                        0.00

Current Realized Losses                                                 0.00
Additional Gains (Recoveries)/Losses                                    0.00
Total Realized Losses                                                   0.00

Subordination/Credit Enhancement Information
Protection                              Original                     Current
Bankruptcy Loss                             0.00                        0.00
Bankruptcy Percentage                   0.00000%                    0.00000%
Credit/Fraud Loss                           0.00                6,000,174.26
Credit/Fraud Loss Percentage            0.00000%                    2.62010%
Special Hazard Loss                         0.00                        0.00
Special Hazard Loss Percentage          0.00000%                    0.00000%

Credit Support                          Original                     Current
Class A                           291,308,460.00              220,375,442.84
Class A Percentage                     97.10000%                   96.23139%
Class M-1                           4,200,000.00                4,166,246.64
Class M-1 Percentage                    1.39996%                    1.81928%
Class M-2                           1,800,000.00                1,785,534.28
Class M-2 Percentage                    0.59998%                    0.77969%
Class M-3                           1,050,000.00                1,041,561.66
Class M-3 Percentage                    0.34999%                    0.45482%
Class B-1                             600,000.00                  595,178.09
Class B-1 Percentage                    0.19999%                    0.25990%
Class B-2                             450,000.00                  446,383.57
Class B-2 Percentage                    0.15000%                    0.19492%
Class B-3                             600,253.00                  595,429.11
Class B-3 Percentage                    0.20008%                    0.26001%





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

Officer's Certificate

GMAC Mortgage Corporation

I, William Maguire, hereby certify that I am the duly elected
Senior VicePresident of GMAC Mortgager Corporation (the "Servicer"), a corporationorganized under the laws of the Commonwealth of Pennsylvania, that I have made such reasonable investigation as I have deemed necessary to deliver this Certificate, including discussions with responsible officers of the Servicer and further certify to the best of my knowledge as follows:

1. A review of the activities of the Servicer during the calendar year beginning January 1, 2002 and ending on December 31, 2002 (the Calendar Year") and of its performance under the servicing agreements, including the servicer agreement dated as of March 27, 2002 (the "Servicing Agreement"), by and among the Servicer, and the Issuer, has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has complied in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout the Calendar Year.

Capitalized terms not defined herein have the meanings set forth in the Servicing Agreement.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.

Dated: March 31, 2003
Re: 301500000000/ GMAC 02-J2

						GMAC MORTGAGE CORPORTATION

						By: /s/ William Maguire
						Name: William Maguire
						Title: Senior Vice President






       EXHIBIT 99.3 -- Report of Independent Auditors


Pricewaterhouse Coopers LLP
160 Federal Street
Boston, MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination. Further, management's assertion and this report relate only to the servicing of home equity loans underlying the Notes and not loans in the general consumer loan servicing population.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year
December 31, 2002 is fairly stated, in all material respects.

/s/Pricewaterhouse Coopers LLP
Pricewaterhouse Coopers LLP

March 7, 2003


	EXHIBIT 99.4 -- Report of Management

GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

Exhibit 1

Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $400,000,000 and $400,000,000, respectively.


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp